Form 10-K/A
period 2006-12-31
GSR Mortgage Loan Trust 2006-10F
filed 2008-07-01
CIK 1382289

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K/A
                                        Amendment No. 2


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


  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

            a) See Exhibit 33 and Exhibit 34.

            b) Material instances of noncompliance:

            On or about March 11, 2008, Assurant, Inc. provided the
            Registrant with a management's assessment of compliance with servicing criteria set forth in Item 1122(d) of Regulation AB and a registered public accounting firm assessment as set forth in
            Item 1122(b) of Regulation AB (the "Assurant Reports"). The Assurant Reports are attached as Exhibit 33(a) and Exhibit 34 a), respectively, to this report.

            Assurant, Inc. previously excluded the applicable servicing criteria set forth in Item 1122 (d)(4)(xii) from the scope of its assessment of compliance. Assurant, Inc. has now assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has identified a material instance of noncompliance with that servicing criterion. Specifically, Assurant, Inc. did not have, during the Reporting Period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with
            Item 1122(d)(4)(xii). Accordingly, Assurant, Inc. has restated its previous assessment for the Reporting Period, which excluded evaluation of the criterion, to include the criterion and reflect the material noncompliance as a result of its assessment.


            On or about March 11, 2008, Avelo provided the Registrant with a revised management's assessment of compliance with servicing criteria set forth in Item 1122(d) of Regulation AB and a registered public accounting firm assessment as set forth in Item 1122(b) of Regulation AB (the "Avelo Reports"). The Avelo
            Reports are attached as Exhibit 33(b) and Exhibit 34(b) respectively, to this report.

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




      a) Assurant, Inc. as Sub-Contractor for Avelo Mortgage, L.L.C. <F1>
      b) Avelo Mortgage, L.L.C., as Servicer <F1>
      c) Bank of America, National Association, as Servicer <F1>
      d) Countrywide Home Loans Servicing LP, as Servicer <F1>
      e) Deutsche Bank National Trust Company, as Custodian <F1>
      f) IndyMac Bank, F.S.B., as Servicer <F1>
      g) Newport Management Corporation as Sub-Contractor for IndyMac Bank, F.S.B. <F1>
      h) U.S. Bank, National Association, as Custodian <F1>
      i) Wells Fargo Bank, N.A., as Master Servicer <F1>
      j) Wells Fargo Bank, N.A., as Securities Administrator <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Assurant, Inc. as Sub-Contractor for Avelo Mortgage, L.L.C. <F1>
      b) Avelo Mortgage, L.L.C., as Servicer <F1>
      c) Bank of America, National Association, as Servicer <F1>
      d) Countrywide Home Loans Servicing LP, as Servicer <F1>
      e) Deutsche Bank National Trust Company, as Custodian <F1>
      f) IndyMac Bank, F.S.B., as Servicer <F1>
      g) Newport Management Corporation as Sub-Contractor for IndyMac Bank, F.S.B. <F1>
      h) U.S. Bank, National Association, as Custodian <F1>
      i) Wells Fargo Bank, N.A., as Master Servicer <F1>
      j) Wells Fargo Bank, N.A., as Securities Administrator <F1>

     (35) Servicer compliance statement.


      b) Avelo Mortgage, L.L.C., as Servicer <F1>
      c) Bank of America, National Association, as Servicer <F1>
      d) Countrywide Home Loans Servicing LP, as Servicer <F1>
      f) IndyMac Bank, F.S.B., as Servicer <F1>
      i) Wells Fargo Bank, N.A., as Master Servicer <F1>


   (b) See (a) above.

   (c) Not applicable.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    GS Mortgage Securities Corp.
    (Depositor)

    /s/ Michelle Gill
    Michelle Gill, Vice President
    (senior officer in charge of securitization of the depositor)

    Date: June 30, 2008


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




      a) Assurant, Inc. as Sub-Contractor for Avelo Mortgage, L.L.C. <F1>
      b) Avelo Mortgage, L.L.C., as Servicer <F1>
      c) Bank of America, National Association, as Servicer <F1>
      d) Countrywide Home Loans Servicing LP, as Servicer <F1>
      e) Deutsche Bank National Trust Company, as Custodian <F1>
      f) IndyMac Bank, F.S.B., as Servicer <F1>
      g) Newport Management Corporation as Sub-Contractor for IndyMac Bank, F.S.B. <F1>
      h) U.S. Bank, National Association, as Custodian <F1>
      i) Wells Fargo Bank, N.A., as Master Servicer <F1>
      j) Wells Fargo Bank, N.A., as Securities Administrator <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Assurant, Inc. as Sub-Contractor for Avelo Mortgage, L.L.C. <F1>
      b) Avelo Mortgage, L.L.C., as Servicer <F1>
      c) Bank of America, National Association, as Servicer <F1>
      d) Countrywide Home Loans Servicing LP, as Servicer <F1>
      e) Deutsche Bank National Trust Company, as Custodian <F1>
      f) IndyMac Bank, F.S.B., as Servicer <F1>
      g) Newport Management Corporation as Sub-Contractor for IndyMac Bank, F.S.B. <F1>
      h) U.S. Bank, National Association, as Custodian <F1>
      i) Wells Fargo Bank, N.A., as Master Servicer <F1>
      j) Wells Fargo Bank, N.A., as Securities Administrator <F1>


     (35) Servicer compliance statement.


      b) Avelo Mortgage, L.L.C., as Servicer
      c) Bank of America, National Association, as Servicer
      d) Countrywide Home Loans Servicing LP, as Servicer
      f) IndyMac Bank, F.S.B., as Servicer
      i) Wells Fargo Bank, N.A., as Master Servicer
